Form 10QSB
period 2007-07-31
GOLDEN CLAW VENTURES INC.
filed 2007-09-14
CIK 1397342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52737

GOLDEN CLAW VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0533077
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 214
Blaine, WA 98230
(Address of principal executive offices)

(360) 927-8276
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]  No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 12, 2007, the Issuer had 32,484,420 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Golden Claw” and the “Company” mean Golden Claw Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GOLDEN CLAW VENTURES INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
For The Third Quarter Ended July 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

GOLDEN CLAW VENTURES INC.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

		(Audited)
	July 31	October 31
	2007	2006

ASSETS

Current
Cash	$53,018	$60,362
Deposit	743	9,246
	53,761	69,608

	$53,761	$69,608

LIABILITIES

Current
Accounts payable and accrued liabilities	$21,090	$18,873

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
25,000,000 common shares at October 31, 2006	-	25,000
32,484,420 common shares at July 31, 2007	32,484	-
Additional paid-in capital	67,360	-
Share subscriptions received	-	60,771

Deficit Accumulated During The Exploration Stage	(67,173)	(35,036)
	32,671	50,735

	$53,761	$69,608

The accompanying notes are an integral part of these financial statements.

GOLDEN CLAW VENTURES INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD
					FROM
					NOVEMBER 9
					2005
	THREE MONTHS ENDED		NINE MONTHS ENDED		(INCEPTION)
					TO
	JULY 31		JULY 31		JULY 31
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration and development	-	-	500	-	8,000
Foreign exchange (gain)	(97)	2,189	(104)	(250)	(232)
Geological consulting	-	-	-	1,500	1,500
Mineral property acquisition cost	-	-	-	5,000	5,000
Office	2,128	55	3,150	534	3,886
Professional fees	19,885	413	25,981	4,885	43,094
Rent	870	1,160	2,610	2,735	5,925

Net Loss For The Period	$22,786	$3,817	$32,137	$14,404	$67,173

Basic And Diluted Loss Per
Common Share	(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of
Common Shares Outstanding	32,484,420	25,000,000	31,661,956	22,253,786

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN CLAW VENTURES INC.
(An Exploration Stage Company)

FOR THE PERIOD FROM NOVEMBER 9, 2005 (INCEPTION) TO JULY 31, 2007

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
	NINE MONTHS	NOVEMBER 9,	NOVEMBER 9,
	ENDED	2005 TO	(INCEPTION) TO
	JULY 31	JULY 31	JULY 31
	2007	2006	2007

Cash provided by (used in):
Cash Flows From Operating Activities

Net loss for the period	$(32,137)	$(14,404)	$(67,173)
Mineral property exploration costs	-	5,000	13,000
Changes in non-cash operating working capital items

Deposit	8,503	(10,695)	(743)
Accounts payable and accrued liabilities	2,217	15	21,090

Net Cash Used in Operating Activities	(21,417)	(20,084)	(33,826)

Investing Activities
Mineral property exploration costs	-	(5,000)	(13,000)
Net Cash Used in Investing Activities	-	(5,000)	(13,000)

Cash Flows From Financing Activity
Issuance of common stock	14,073	25,000	99,844
Share subscriptions received	-	34,738	-
Net Cash Flows Provided by Financing Activities	14,073	59,738	99,844

Increase (Decrease) in Cash	(7,344)	34,654	53,018

Cash, Beginning of Period	60,362	-	-

Cash, End of Period	$53,018	$34,654	$53,018

Supplemental Disclosure Of Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN CLAW VENTURES INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM NOVEMBER 9, 2005 (INCEPTION) TO JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
					ACCUMULATED
					DURING
			ADDITIONAL	SHARE	THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, November 9, 2005
(Date of inception)	-	$-	$-	$-	$-	$-

Shares issued for cash:
December 8, 2005 at $0.001	25,000,000	25,000	-	-	-	25,000
Share subscriptions received	-	-	-	60,771	-	60,771

Net loss for the period	-	-	-	-	(35,036)	(35,036)

Balance, October 31, 2006	25,000,000	$25,000	$-	$60,771	$(35,036)	$50,735

Shares issued for cash:
November 30, 2006 at $0.01	7,484,420	7,484	67,360	(60,771)	-	14,073

Net Loss for the period	-	-	-	-	(32,137)	(32,137)
Balance, July 31, 2007	32,484,420	$32,484	$67,360	$-	$(67,173)	$32,671

The accompanying notes are an integral part of these financial statements.

GOLDEN CLAW VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Golden Claw Ventures Inc. (“the Company”) was incorporated in the State of Nevada on November 9, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Yellow Pine Mining District, Clark County, Nevada, USA and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resources properties. The Company has not commenced business operations.

These financial statements have been prepared on a going concern basis. The Company has incurred losses of $54,173 and expended mineral property and exploration costs of $13,000 since inception resulting in an accumulated deficit of $67,137 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustment, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods then ended. These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the period ended October 31, 2006. The Company assumes that the users of these interim financial information herein have read, or have had access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal period ended October 31, 2006, have been omitted. The results of the operations for the third quarter ended July 31, 2007 are not necessarily indicative of results for the entire year ended October 31, 2007.

GOLDEN CLAW VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

Mineral Properties and Exploration Costs

Mineral Rights

The Company capitalizes acquisition and option costs of mineral property rights where the Company believes the properties contain potentially mineralized material. The amount capitalized represents fair market value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs

Mineral exploration costs are expensed as incurred.

Financial Instruments

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities. Unless otherwise noted, in the opinion of management, the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments. The fair value of these financial instruments approximates their carrying values unless otherwise noted.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOLDEN CLAW VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Net Loss per Share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. At July 31, 2007, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

GOLDEN CLAW VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At July 31, 2007, the Company had no cash equivalents.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAP 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company tests the recoverability of the assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

GOLDEN CLAW VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties in Nevada USA. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Regulatory Matters

The Company and its mineral property interest is subject to a variety of federal and state regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

4.	MINERAL PROPERTIES

Pursuant to a mineral property agreement dated December 22, 2005, the Company purchased a 100% undivided right, title and interest in a mineral claims known as Golden Claw #1 and Golden Claw #2 located in the Yellow Pine Mining District, Clark County, Nevada, USA for a cash payment of $5,000. This claim covers an area of 40 acres and expires on September 1, 2007. The Company has not determined whether the mineral claim contains mineralised material and has consequently written off all mineral rights and acquisition costs to operations. As at July 31, 2007 exploration and development costs of $8,000 have been incurred.

5.	SHARE CAPITAL

a) Common Shares

On December 8, 2005, the Company issued 25,000,000 common shares at $0.001 for total cash proceeds of $25,000 to the president and director of the Company.

On March 1, 2006 the Company approved an offering of up to 8,000,000 of the Corporation’s common stock at a price of $0.01US per share. This offering was extended until December 31, 2006 but was closed on November 30, 2006 at which time the Board of Directors approved their acceptance of the share subscriptions and authorized the issue of share certificates with 7,484,420 shares having been subscribed.

GOLDEN CLAW VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	SHARE CAPITAL (Continued)

Pursuant to the above share subscriptions the Company received $60,771 as at October 31, 2006.

In the three month period ended January 31, 2007 the Company received $14,073 pursuant to these subscriptions.

b) Preferred Shares

The Board of Directors of the Corporation is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designed as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Corporation is authorized, within any limitations prescribed by law and Article, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.

6.	CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is on a month to month basis.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in two unpatented lode mineral claims known as the “Golden Claw Claims” totaling 40 acres located in the Yellow Pine Mining District, Clark County, Nevada. We acquired our Golden Claw Claims pursuant to a purchase agreement dated December 22, 2005 with Multi Metal Mining Corp. Our plan of operation is to conduct mineral exploration activities on the Golden Claw Claims in order to assess whether they possess commercially extractable deposits of zinc. The Company has completed Phase I of its exploration program and intends to complete Phase II of its exploration program in late 2007.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Golden Claw Claims in order to assess whether the claims possess mineral reserves capable of commercial extraction. We have only recently commenced exploration of the Golden Claw Claims and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found. Our consulting geologist recommended that a three-phase continuing exploration program be undertaken on the property to determine the prime localities of mineralization on which to focus concentrated exploration.

We completed Phase I and received a report from our consulting geologist on the geological work completed during this phase on December 20, 2006. The objective of the Phase I exploration program was to trench and sample the known mineral zone to determine the geological controls and the nature of the mineralization. The work consisted of reconnaissance geological mapping, prospecting and the excavation of two trenches.

Four grab samples, one from each of the two trenches, and two other grab samples from zones of indicated mineralization were taken and submitted for assay at the Assayers Canada laboratory. The samples were analyzed by an assay for zinc with the following results:

Sample No.	Description	Assay Results
Golden Claw 1	Trench excavated in dolomitized limestone containing hydrozincite and calamine	14.1% Zn
Golden Claw 2	Grab sample from outcrop exposure of conglomerate	0.85% Zn
Golden Claw 3	Grab sample from outcrop exposure of breccia	1.10% Zn
Golden Claw 4	Trench excavated in hematized dolomitic limestone containing hydrozincite and calamine	23.3% Zn

Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced at an estimated cost of $13,200. The second phase consists of underground geological mapping, sampling and electromagnetic surveying.

A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

Cash Requirements Over The Next Twelve Months

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$15,000
Office Expenses	$4,000
Mineral Property Exploration Expenses	$13,200
TOTAL	$32,200

Our cash on hand as at July 31, 2007 is $53,018. Our current operating funds are sufficient to meet our anticipated expenses of $32,200 over the next twelve months. However, our existing funds may be insufficient if the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed beyond Phase II of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves, see “Future Financing”, below.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	July 31		Increase /	July 31		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	$(22,728)	$(3,817)	495.4%	$32,137	$14,404	123.1%
Net Income (Loss)	$(22,728)	$(3,817)	495.4%	$32,137	$14,404	123.1%

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Operating Expenses

Our operating expenses for the interim periods ended July 31, 2007 and 2006 consisted of the following:

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	July 31		Increase /	July 31		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Exploration and	$-	$-	n/a	$500	-	100%
Development
Foreign Exchange	(97)	2,189	(2,356.7%)	(104)	(250)	(58.4%)
(gain)
Geological Consulting	-	-	n/a	-	1,500	(100%)
Mineral Property	-	-	n/a	-	5,000	(100%)
Acquisition Cost
Office	2,128	55	3,769.1%	3,150	534	489.9%
Professional Fees	19,885	413	4,714.8%	25,981	4,885	431.8%
Rent	870	1,160	(25%)	2,610	2,735	(4.6)%
Total Operating Expenses	$22,786	$3,817	(497%)	$32,137	$14,404	123.1%

We anticipate our operating expenses will increase as we undertake our exploration program for the Golden Claw Claims. We expect to complete Phase II of our exploration program in late 2007 at a cost of approximately $13,200. The increase in our operating expenses for the nine month period ended July 31, 2007 from the comparable period in 2006 was primarily as a result of an increase in professional fees during the period relating primarily to expenses incurred in connection with filing our Registration Statement on Form SB-2 with the Securities and Exchange Commission. We anticipate our professional fees will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2007	At October 31, 2006	Increase / (Decrease)
Current Assets	$53,761	$69,608	(22.8%)
Current Liabilities	$21,090	$18,873	11.7%
Working Capital	$32,671	$50,735	(35.6%)

Cash Flows
	Nine Months Ended	Nine Months Ended
	July 31, 2007	July 31, 2006
Cash Flows Used In Operating Activities	$(21,417)	$(20,084)
Cash Flows Used in Investing Activities	-	(5,000)
Cash Flows From Financing Activities	14,073	59,738
Net Increase (Decrease) In Cash During Period	$(7,344)	$34,654

The decrease in our working capital at July 31, 2007 from October 31, 2006, and the increase in our cash used during the nine month period ended July 31, 2007, from the comparable period ended July 31, 2006 are primarily attributable to: (i) the additional expenses associated with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto; and (ii) the fact that we had no revenue or sources of financing during the nine month period ended July 31, 2007.

As of July 31, 2007, our cash on hand was $53,081. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended October 31, 2006, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We currently have sufficient capital resources to meet our anticipated needs for the next twelve months. However, there are no assurances that the actual costs of operating our business over the next twelve months will not exceed our estimates. If actual costs are substantially greater than we have anticipated, we may be required to seek additional financing within that time period. In addition, if we decide to proceed beyond Phase III of our exploration program of which there is no assurance, we will also require additional financing.

We do not anticipate earning revenue in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to rely on equity financings in order to fund our future operations. Issuances of additional shares of our capital stock will result in the dilution of the interests of our existing stockholders. There are no assurances that we will be able to obtain sufficient financing if and when required.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements for the period from inception on November 9, 2005 to October 31, 2006 included in our Registration Statement on Form SB-2 filed with the SEC on July 11, 2007.

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we devote substantially all of our efforts to acquiring and exploring mineral properties in Nevada, USA. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Mineral Properties and Exploration Costs

Mineral Rights

We capitalize acquisition and option costs of mineral property rights where we believe the properties contain potentially mineralized material. The amount capitalized represents fair market value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs

Mineral exploration costs are expensed as incurred.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to meet the anticipated costs of Phase II of our exploration program on the Golden Claw Claims. However, our existing funds may be insufficient if the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed beyond Phase II of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at July 31, 2007, we had cash on hand in the amount of $53,018. We have not earned any revenues from our mineral exploration since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our Golden Claw Claims. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue from our mineral exploration and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $67,173 for the period from our inception on November 9, 2005 to July 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment in Golden Claw. Investors should consider our auditor's comments when determining if an investment in Golden Claw is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Our Golden Claw Claims does not contain a known body of commercial ore and, therefore, any program conducted on the Golden Claw Claims would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Golden Claw Claims will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of Phase II of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve on the Golden Claw Claims, or if we cannot explore the mineral reserve, either because we do not have the money to do it, or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

(i)

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;
(iii)	Ongoing costs of production; and
(iv)	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Golden Claw Claims, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of mineral exploration claims and leases and in connection with the recruitment and retention of qualified personnel. There is significant competition for the limited number mineral properties and, as a result, we may be unable to acquire an interest in attractive mineral exploration properties on terms we consider acceptable.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We are subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;
(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;
(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Our annual cost of compliance with the Bureau of Land Management is presently approximately $125 per claim per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Because our sole executive officer and director, Sami Vaskola, does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Sami Vaskola, our sole executive officer and sole director, does not have any formal training as a geologist or in the technical aspects of managing a mineral exploration company. With no training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because the prices of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Prices of metals are determined by such factors as expectations for inflation, the strength of the United States dollar, global and regional supply and demand, and political and economic conditions and production costs in metals producing regions of the world. The aggregate effect of these factors on metal prices is impossible for us to predict. In addition, the prices of metals such as zinc are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of these metals affect the metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of these metals primarily consists of new production from mining. If the prices of the metals are, for a substantial period, below our foreseeable cost of production, we could cease operations and investors could lose their entire investment.

Because our sole executive officer and director, Sami Vaskola, owns 77% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Vaskola are inconsistent with the interests of other stockholders.

Sami Vaskola, our President, Secretary and Treasurer, controls 77% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Vaskola is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Vaskola is not simply a passive investor, but is also our sole active executive officer, his interests as an executive officer may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Vaskola exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Vaskola will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Vaskola to their detriment, and (iii) control over transactions between him and Golden Claw.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

We completed an offering of 7,484,420 shares of our common stock at a price of $0.01 per share to investors on November 30, 2006. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of investors’ stock.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We intend to apply for our common stock to be quoted on the OTC Bulletin Board. However, we can provide no assurance that our shares will be approved for quotation on the OTC Bulletin Board or, if traded, that a public market will materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 3.           CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 7,484,420 shares of our common stock (the “Shares”) offered by our selling stockholders at a price of $0.02 per share pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our Registration Statement on Form SB-2 (File No. 333-144471), effective at 2:00 p.m. (EST) on July 23, 2007 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

10.1	Purchase Agreement dated December 22, 2005 between Multi Metal Mining Corp. and Golden Claw. (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on July 11, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN CLAW VENTURES INC.

Date:	September 13, 2007	By:	/s/ Sami Vaskola
SAMI VASKOLA
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)